Form 10-K
period 2023-12-31
MSWF Commercial Mortgage Trust 2023-2
filed 2024-03-15
CIK 2002215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-257991-09

Central Index Key Number of the issuing entity: 0002002215

MSWF Commercial Mortgage Trust 2023-2

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0000850779

Wells Fargo Commercial Mortgage Securities, Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001968416

Argentic Real Estate Finance 2 LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	56-1643598 (I.R.S. Employer Identification Number)

c/o Computershare Trust Company, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Arundel Mills and Marketplace Mortgage Loan, the 60 Hudson Mortgage Loan, the CX - 250 Water Street Mortgage Loan, the Centre Pointe Portfolio Mortgage Loan, the Blackbird Portfolio Mortgage Loan, the BLE Portfolio Mortgage Loan and the La Primavera Mortgage Loan, which constituted approximately 9.8%, 9.8%, 6.7%, 3.3%, 3.3%, 3.0% and 1.4%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Arundel Mills and Marketplace Mortgage Loan, thirteen other pari passu loans, which are not assets of the issuing entity, (b) with respect to the 60 Hudson Mortgage Loan, eight other pari passu loans, which are not assets of the issuing entity, (c) with respect to the CX - 250 Water Street Mortgage Loan, nineteen other pari passu loans, which are not assets of the issuing entity, (d) with respect to the Centre Pointe Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (e) with respect to the Blackbird Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (f) with respect to the BLE Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (g) with respect to the La Primavera Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Arundel Mills and Marketplace Mortgage Loan, the 60 Hudson Mortgage Loan, the CX - 250 Water Street Mortgage Loan, the Centre Pointe Portfolio Mortgage Loan, the Blackbird Portfolio Mortgage Loan, the BLE Portfolio Mortgage Loan and the La Primavera Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 3800 Horizon Boulevard Mortgage Loan and the Metroplex Mortgage Loan, which constituted approximately 0.5% and 0.5%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 3800 Horizon Boulevard Mortgage Loan and the Metroplex Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes the 3800 Horizon Boulevard Mortgage Loan or the Metroplex Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the MSWF Commercial Mortgage Trust 2023-1 transaction, Commission File Number 333-259741-05 (the “MSWF 2023-1 Transaction”). These loan combinations, including the 3800 Horizon Boulevard Mortgage Loan and the Metroplex Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the MSWF 2023-1 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Rhino Retail Portfolio 2 Mortgage Loan, which constituted approximately 3.3% of the asset pool of the issuing entity as of its cut-off date.  The Rhino Retail Portfolio 2 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Rhino Retail Portfolio 2 Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BBCMS Mortgage Trust 2023-C21 transaction, Commission File Number 333-257737-09 (the “BBCMS 2023-C21 Transaction”). This loan combination, including the Rhino Retail Portfolio 2 Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2023-C21 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the RTL Retail Portfolio Mortgage Loan, which constituted approximately 3.3% of the asset pool of the issuing entity as of its cut-off date.  The RTL Retail Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the RTL Retail Portfolio Mortgage Loan and sixteen other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BBCMS Mortgage Trust 2023-C22 transaction, Commission File Number 333-257737-10 (the “BBCMS 2023-C22 Transaction”). This loan combination, including the RTL Retail Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2023-C22 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Westfarms Mortgage Loan, which constituted approximately 0.2% of the asset pool of the issuing entity as of its cut-off date.  The Westfarms Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Westfarms Mortgage Loan and nine other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BMO 2023-5C2 Mortgage Trust transaction, Commission File Number 333-255934-08 (the “BMO 2023-5C2 Transaction”). This loan combination, including the Westfarms Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2023-5C2 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Philadelphia Marriott Downtown Mortgage Loan, which constituted approximately 6.7% of the asset pool of the issuing entity as of its cut-off date.  The Philadelphia Marriott Downtown Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Philadelphia Marriott Downtown Mortgage Loan and nine other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BBCMS Mortgage Trust 2023-5C23 transaction, Commission File Number 333-257737-11 (the “BBCMS 2023-5C23 Transaction”). This loan combination, including the Philadelphia Marriott Downtown Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2023-5C23 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Fashion Valley Mall Mortgage Loan, which constituted approximately 8.2% of the asset pool of the issuing entity as of its cut-off date.  The Fashion Valley Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Fashion Valley Mall Mortgage Loan and eighteen other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Fashion Valley Mall Mortgage Loan, was serviced under the pooling and servicing agreement for the BBCMS 2023-C20 transaction prior to the closing of the securitization of a pari passu portion of the Fashion Valley Mall loan combination in the Benchmark 2023-B40 Mortgage Trust transaction, Commission File Number 333-258342-03 (the “Benchmark 2023-B40 Transaction”).  After the closing of the Benchmark 2023-B40 Transaction on December 21, 2023, this loan combination, including the Fashion Valley Mall Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2023-B40 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Metroplex Mortgage Loan and the 3800 Horizon Boulevard Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Argentic Services Company LP is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Metroplex Mortgage Loan and the 3800 Horizon Boulevard Mortgage Loan. As a result, Argentic Services Company LP is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Argentic Services Company LP in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Fashion Valley Mall Mortgage Loan, the Philadelphia Marriott Downtown Mortgage Loan, the Rhino Retail Portfolio 2 Mortgage Loan, the RTL Retail Portfolio Mortgage Loan, the Metroplex Mortgage Loan, the 3800 Horizon Boulevard Mortgage Loan and the Westfarms Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

BellOak, LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Rhino Retail Portfolio 2 Mortgage Loan and the Westfarms Mortgage Loan.  As a result, BellOak, LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by BellOak, LLC in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the Fashion Valley Mall Mortgage Loan, the RTL Retail Portfolio Mortgage Loan, the Metroplex Mortgage Loan and the 3800 Horizon Boulevard Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Fashion Valley Mall Mortgage Loan, the Philadelphia Marriott Downtown Mortgage Loan, the RTL Retail Portfolio Mortgage Loan and the Rhino Retail Portfolio 2 Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Computershare Trust Company, National Association acts as trustee of the Arundel Mills and Marketplace Mortgage Loan, the 60 Hudson Mortgage Loan, the CX - 250 Water Street Mortgage Loan, the Blackbird Portfolio Mortgage Loan, the Centre Pointe Portfolio Mortgage Loan, the BLE Portfolio Mortgage Loan, the La Primavera Mortgage Loan, the Metroplex Mortgage Loan, the 3800 Horizon Boulevard Mortgage Loan, the Rhino Retail Portfolio 2 Mortgage Loan, the RTL Retail Portfolio Mortgage Loan, the Philadelphia Marriott Downtown Mortgage Loan and the Fashion Valley Mall Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the MSWF 2023-1 Transaction, the pooling and servicing agreement for the BBCMS 2023-C21 Transaction, the pooling and servicing agreement for the BBCMS 2023-C22 Transaction, the pooling and servicing agreement for the BBCMS 2023-5C23 Transaction and the pooling and servicing agreement for the Benchmark 2023-B40 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Arundel Mills and Marketplace Mortgage Loan, the 60 Hudson Mortgage Loan, the CX - 250 Water Street Mortgage Loan, the Blackbird Portfolio Mortgage Loan, the Centre Pointe Portfolio Mortgage Loan, the BLE Portfolio Mortgage Loan, the La Primavera Mortgage Loan, the Metroplex Mortgage Loan, the 3800 Horizon Boulevard Mortgage Loan, the Rhino Retail Portfolio 2 Mortgage Loan, the RTL Retail Portfolio Mortgage Loan, the Philadelphia Marriott Downtown Mortgage Loan and the Fashion Valley Mall Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the Westfarms Mortgage Loan.  Pursuant to the pooling and servicing agreement for the BMO 2023-5C2 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Westfarms Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Metroplex Mortgage Loan and the 3800 Horizon Boulevard Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Metroplex Mortgage Loan, the 3800 Horizon Boulevard Mortgage Loan, the Rhino Retail Portfolio 2 Mortgage Loan, the RTL Retail Portfolio Mortgage Loan, the Westfarms Mortgage Loan, the Philadelphia Marriott Downtown Mortgage Loan and the Fashion Valley Mall Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Rhino Retail Portfolio 2 Mortgage Loan, the RTL Retail Portfolio Mortgage Loan and the Westfarms Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of 3650 REIT Loan Servicing LLC as special servicer of the Rhino Retail Portfolio 2 Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the RTL Retail Portfolio Mortgage Loan, KeyBank National Association as primary servicer of the Westfarms Mortgage Loan and Greystone Servicing Company LLC as special servicer of the Westfarms Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of 3650 REIT Loan Servicing LLC as special servicer of the Rhino Retail Portfolio 2 Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the RTL Retail Portfolio Mortgage Loan, KeyBank National Association as primary servicer of the Westfarms Mortgage Loan and Greystone Servicing Company LLC as special servicer of the Westfarms Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on December 12, 2023 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 3800 Horizon Boulevard Mortgage Loan and the Metroplex Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the MSWF 2023-1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the MSWF 2023-1 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSWF 2023-1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Rhino Retail Portfolio 2 Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2023-C21 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2023-C21 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2023-C21 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the RTL Retail Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2023-C22 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2023-C22 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2023-C22 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Westfarms Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BMO 2023-5C2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the BMO 2023-5C2 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BMO 2023-5C2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Philadelphia Marriott Downtown Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BBCMS 2023-5C23 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BBCMS 2023-5C23 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2023-5C23 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Fashion Valley Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2023-B40 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the Benchmark 2023-B40 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2023-B40 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit, and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of December 1, 2023, between Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Argentic Services Company LP, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and BellOak, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on December 21, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of May 1, 2023, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Argentic Services Company LP, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on December 12, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of October 1, 2023, among Barclays Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, 3650 REIT Loan Servicing LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and BellOak, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on December 12, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of November 1, 2023, among Barclays Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on December 12, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of November 1, 2023, among BMO Commercial Mortgage Securities LLC, as Depositor, KeyBank National Association, as Master Servicer, Greystone Servicing Company LLC, as Special Servicer, BellOak, LLC, as Operating Advisor and Asset Representations Reviewer, Computershare Trust Company, National Association, as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on December 12, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of December 1, 2023, among Barclays Commercial Mortgage Securities LLC, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on December 12, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of December 1, 2023, between J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator, Computershare Trust Company, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 22, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.8           Agreement Between Note Holders, dated as of September 19, 2023 by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3 Holder, Morgan Stanley Bank, N.A., as Initial Note A-4 Holder, Morgan Stanley Bank, N.A., as Initial Note A-5 Holder, Morgan Stanley Bank, N.A., as Initial Note A-6 Holder, Morgan Stanley Bank, N.A., as Initial Note A-7 Holder, Morgan Stanley Bank, N.A., as Initial Note A-8 Holder, Morgan Stanley Bank, N.A., as Initial Note A-9 Holder, Morgan Stanley Bank, N.A., as Initial Note A-10 Holder, and Morgan Stanley Mortgage Capital Holdings LLC, as Initial Agent (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on December 12, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.9           Agreement Between Note Holders, dated as of October 5, 2023, by and between Wells Fargo Bank, National Association, as Initial Note A-1-1 Holder, Wells Fargo Bank, National Association, as Initial Note A-1-2 Holder, Wells Fargo Bank, National Association, as Initial Note A-1-3 Holder, Wells Fargo Bank, National Association, as Initial Note A-1-4 Holder, Société Générale Financial Corporation, as Initial Note A-2-1 Holder, Société Générale Financial Corporation, as Initial Note A-2-2 Holder, Société Générale Financial Corporation, as Initial Note A-2-3 Holder, Société Générale Financial Corporation, as Initial Note A-2-4 Holder, DBR Investments Co. Limited, as Initial Note A-3-1 Holder, DBR Investments Co. Limited, as Initial Note A-3-2 Holder, DBR Investments Co. Limited, as Initial Note A-3-3 Holder, DBR Investments Co. Limited, as Initial Note A-3-4 Holder, DBR Investments Co. Limited, as Initial Note A-3-5 Holder, Citi Real Estate Funding Inc., as Initial Note A-4-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-4-2 Holder, and Citi Real Estate Funding Inc., as Initial Note A-4-3 Holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on December 12, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of May 25, 2023, by and between Bank of America, N.A., as Initial Note A-1-1 Holder, Bank of America, N.A., as Initial Note A-1-2 Holder, Bank of America, N.A., as Initial Note A-1-3 Holder, Bank of America, N.A., as Initial Note A-1-4 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2-1 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2-2 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2-3 Holder, JPMorgan Chase Bank, National Association, as Initial Note A-2-4 Holder, Bank of Montreal, as Initial Note A-3-1 Holder, Bank of Montreal, as Initial Note A-3-2 Holder, Bank of Montreal, as Initial Note A-3-3 Holder, Bank of Montreal, as Initial Note A-3-4 Holder, Bank of Montreal, as Initial Note A-3-5 Holder, Bank of Montreal, as Initial Note A-3-6 Holder, Barclays Capital Real Estate Inc., as Initial Note A-4-1 Holder, and Barclays Capital Real Estate Inc., as Initial Note A-4-2 Holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on December 12, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.11         Agreement Between Note Holders, dated as of October 25, 2023, by and between Barclays Capital Real Estate Inc., as Initial Note A-1 Holder, JPMorgan Chase Bank National Association, as Initial Note A-2 Holder, Wells Fargo Bank, National Association, as Initial Note A-3 Holder, Barclays Capital Real Estate Inc., as Initial Note A-4 Holder, JPMorgan Chase Bank National Association, as Initial Note A-5 Holder, Wells Fargo Bank, National Association, as Initial Note A-6 Holder, Barclays Capital Real Estate Inc., as Initial Note A-7 Holder, JPMorgan Chase Bank National Association, as Initial Note A-8 Holder, Wells Fargo Bank, National Association, as Initial Note A-9 Holder, Wells Fargo Bank, National Association, as Initial Note A-10 Holder, JPMorgan Chase Bank National Association, as Initial Note A-11 Holder, and JPMorgan Chase Bank National Association, as Initial Note A-12 Holder (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on December 12, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.12         Agreement Between Note Holders, dated as of January 27, 2023, by and between  Bank of America, National Association, as Initial Note A-1 Holder, Bank of America, National Association, as Initial Note A-2 Holder, Bank of America, National Association, as Initial Note A-3 Holder, Bank of America, National Association, as Initial Note A-4 Holder, Bank of America, National Association, as Initial Note A-5 Holder, Bank of America, National Association, as Initial Note A-6 Holder, Bank of America, National Association, as Initial Note A-7 Holder, Bank of America, National Association, as Initial Note A-8 Holder, Wells Fargo Bank, National Association, as Initial Note A-9 Holder, Wells Fargo Bank, National Association, as Initial Note A-10 Holder, Wells Fargo Bank, National Association, as Initial Note A-11 Holder, Wells Fargo Bank, National Association, as Initial Note A-12 Holder, Wells Fargo Bank, National Association, as Initial Note A-13 Holder, Wells Fargo Bank, National Association, as Initial Note A-14 Holder, Wells Fargo Bank, National Association, as Initial Note A-15 Holder, Wells Fargo Bank, National Association, as Initial Note A-16 Holder, Goldman Sachs Bank USA, as Initial Note A-17 Holder, Goldman Sachs Bank USA, as Initial Note A-18 Holder, 3650 Real Estate Investment Trust 2 LLC, as Initial Note A-19 Holder, and 3650 Real Estate Investment Trust 2 LLC, as Initial Note A-20 Holder (filed as Exhibit 99.16 to the registrant’s Current Report on Form 8-K filed on December 12, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of October 5, 2023, by and between Argentic Real Estate Finance 2 LLC, as Initial Note A-1-1 Holder, Argentic Real Estate Finance 2 LLC, as Initial Note A-1-2 Holder, Barclays Capital Real Estate Inc., as Initial Note A-2-1 Holder, and Barclays Capital Real Estate Inc., as Initial Note A-2-2 Holder (filed as Exhibit 99.17 to the registrant’s Current Report on Form 8-K filed on December 12, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of October 23, 2023, by and between Argentic Real Estate Finance 2 LLC, as Initial Note A-1-1 Holder, Argentic Real Estate Finance 2 LLC, as Initial Note A-1-2 Holder, Barclays Capital Real Estate Inc., as Initial Note A-2-1 Holder, and Barclays Capital Real Estate Inc., as Initial Note A-2-2 Holder (filed as Exhibit 99.18 to the registrant’s Current Report on Form 8-K filed on December 12, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.15         Agreement Between Note Holders, dated as of August 30, 2023, by and between Barclays Capital Real Estate Inc., as Initial Note A-1 Holder, Barclays Capital Real Estate Inc., as Initial Note A-2 Holder, Barclays Capital Real Estate Inc., as Initial Note A-3 Holder, Société Générale Financial Corporation as Initial Note A-4 Holder, Société Générale Financial Corporation, as Initial Note A-5 Holder, Société Générale Financial Corporation, as Initial Note A-6 Holder, Société Générale Financial Corporation, as Initial Note A-7 Holder, KeyBank National Association, as Initial Note A-12 Holder, KeyBank National Association, as Initial Note A-13 Holder, KeyBank National Association, as Initial Note A-14 Holder KeyBank National Association, as Initial Note A-15 Holder KeyBank National Association, as Initial Note A-16 Holder, KeyBank National Association, as Initial Note A-17 Holder, Bank of Montreal, as Initial Note A-8 Holder Bank of Montreal, as Initial Note A-9 Holder, Bank of Montreal, as Initial Note A-10 Holder, and Bank of Montreal, as Initial Note A-11 Holder (filed as Exhibit 99.19 to the registrant’s Current Report on Form 8-K filed on December 12, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.16         Agreement Between Note Holders, dated as of July 28, 2023, by and between Barclays Capital Real Estate Inc., as Initial Note A-1 Holder, Barclays Capital Real Estate Inc., as Initial Note A-2 Holder, Barclays Capital Real Estate Inc., as Initial Note A-3 Holder, Barclays Capital Real Estate Inc., as Initial Note A-4 Holder, Bank of America, N.A., as Initial Note A-5 Holder, and Bank of America, N.A., as Initial Note A-6 Holder (filed as Exhibit 99.20 to the registrant’s Current Report on Form 8-K filed on December 12, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of November 21, 2023, by and between Argentic Real Estate Finance 2 LLC, as Initial Note A-1 Holder, and Argentic Real Estate Finance 2 LLC, as Initial Note A-2 Holder (filed as Exhibit 99.21 to the registrant’s Current Report on Form 8-K filed on December 12, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of November 29, 2023, by and between AREF 2 WH BC LLC, as  Initial Note A-1 Holder, and AREF 2 WH BC LLC, as Initial Note A-2 Holder (filed as Exhibit 99.22 to the registrant’s Current Report on Form 8-K filed on December 12, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.19         Co-Lender Agreement, dated as of February 28, 2023, is between German American Capital Corporation, as Note A-1 Holder, AREF 2 WH WF LLC, as Note A-2 Holder, and German American Capital Corporation, as Note A-3 Holder (filed as Exhibit 99.23 to the registrant’s Current Report on Form 8-K filed on December 12, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.20         Co-Lender Agreement, dated as of May 8, 2023, by and between AREF 2 WH BC LLC, as  Initial Note A-1 Holder, AREF 2 WH BC LLC, as Initial Note A-2 Holder, and AREF 2 WH BC LLC, as Initial Note A-3 Holder (filed as Exhibit 99.24 to the registrant’s Current Report on Form 8-K filed on December 12, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

4.21         Co-Lender Agreement, dated as of September 21, 2023, by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder, Goldman Sachs Bank USA, Wells Fargo Bank, National Association, as Initial Note A-2-1 Holder, Wells Fargo Bank, National Association, as Initial Note A-2-2 Holder, Wells Fargo Bank, National Association, as Initial Note A-2-3 Holder, Goldman Sachs Bank USA, as Initial Note A-3 Holder, Goldman Sachs Bank USA, as Initial Note A-4 Holder, Goldman Sachs Bank USA, as Initial Note A-5 Holder, Goldman Sachs Bank USA, as Initial Note A-6 Holder, and Goldman Sachs Bank USA, as Initial Note A-7 Holder (filed as Exhibit 99.25 to the registrant’s Current Report on Form 8-K filed on December 12, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         Argentic Services Company LP, as Special Servicer

33.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.4         Computershare Trust Company, National Association, as Custodian

33.5         BellOak, LLC, as Operating Advisor

33.6         CoreLogic Solutions, LLC, as Servicing Function Participant

33.7         Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.1)

33.8         Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.2)

33.9         Computershare Trust Company, National Association, as Trustee of the Arundel Mills and Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

33.10       Computershare Trust Company, National Association, as Custodian of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.4)

33.11       BellOak, LLC, as Operating Advisor of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.5)

33.12       CoreLogic Solutions, LLC, as Servicing Function Participant of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.6)

33.13       Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Mortgage Loan (see Exhibit 33.1)

33.14       Argentic Services Company LP, as Special Servicer of the 60 Hudson Mortgage Loan (see Exhibit 33.2)

33.15       Computershare Trust Company, National Association, as Trustee of the 60 Hudson Mortgage Loan (Omitted. See Explanatory Notes.)

33.16       Computershare Trust Company, National Association, as Custodian of the 60 Hudson Mortgage Loan (see Exhibit 33.4)

33.17       BellOak, LLC, as Operating Advisor of the 60 Hudson Mortgage Loan (see Exhibit 33.5)

33.18       CoreLogic Solutions, LLC, as Servicing Function Participant of the 60 Hudson Mortgage Loan (see Exhibit 33.6)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the CX - 250 Water Street Mortgage Loan (see Exhibit 33.1)

33.20       Argentic Services Company LP, as Special Servicer of the CX - 250 Water Street Mortgage Loan (see Exhibit 33.2)

33.21       Computershare Trust Company, National Association, as Trustee of the CX - 250 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Computershare Trust Company, National Association, as Custodian of the CX - 250 Water Street Mortgage Loan (see Exhibit 33.4)

33.23       BellOak, LLC, as Operating Advisor of the CX - 250 Water Street Mortgage Loan (see Exhibit 33.5)

33.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the CX - 250 Water Street Mortgage Loan (see Exhibit 33.6)

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 33.1)

33.26       Argentic Services Company LP, as Special Servicer of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 33.2)

33.27       Computershare Trust Company, National Association, as Trustee of the Centre Pointe Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Computershare Trust Company, National Association, as Custodian of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 33.4)

33.29       BellOak, LLC, as Operating Advisor of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 33.5)

33.30       CoreLogic Solutions, LLC, as Servicing Function Participant of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 33.6)

33.31       Wells Fargo Bank, National Association, as Primary Servicer of the Blackbird Portfolio Mortgage Loan (see Exhibit 33.1)

33.32       Argentic Services Company LP, as Special Servicer of the Blackbird Portfolio Mortgage Loan (see Exhibit 33.2)

33.33       Computershare Trust Company, National Association, as Trustee of the Blackbird Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Computershare Trust Company, National Association, as Custodian of the Blackbird Portfolio Mortgage Loan (see Exhibit 33.4)

33.35       BellOak, LLC, as Operating Advisor of the Blackbird Portfolio Mortgage Loan (see Exhibit 33.5)

33.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the Blackbird Portfolio Mortgage Loan (see Exhibit 33.6)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the BLE Portfolio Mortgage Loan (see Exhibit 33.1)

33.38       Argentic Services Company LP, as Special Servicer of the BLE Portfolio Mortgage Loan (see Exhibit 33.2)

33.39       Computershare Trust Company, National Association, as Trustee of the BLE Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Computershare Trust Company, National Association, as Custodian of the BLE Portfolio Mortgage Loan (see Exhibit 33.4)

33.41       BellOak, LLC, as Operating Advisor of the BLE Portfolio Mortgage Loan (see Exhibit 33.5)

33.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the BLE Portfolio Mortgage Loan (see Exhibit 33.6)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the La Primavera Mortgage Loan (see Exhibit 33.1)

33.44       Argentic Services Company LP, as Special Servicer of the La Primavera Mortgage Loan (see Exhibit 33.2)

33.45       Computershare Trust Company, National Association, as Trustee of the La Primavera Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Computershare Trust Company, National Association, as Custodian of the La Primavera Mortgage Loan (see Exhibit 33.4)

33.47       BellOak, LLC, as Operating Advisor of the La Primavera Mortgage Loan (see Exhibit 33.5)

33.48       CoreLogic Solutions, LLC, as Servicing Function Participant of the La Primavera Mortgage Loan (see Exhibit 33.6)

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the 3800 Horizon Boulevard Mortgage Loan (see Exhibit 33.1)

33.50       Argentic Services Company LP, as Special Servicer of the 3800 Horizon Boulevard Mortgage Loan (see Exhibit 33.2)

33.51       Computershare Trust Company, National Association, as Trustee of the 3800 Horizon Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Computershare Trust Company, National Association, as Custodian of the 3800 Horizon Boulevard Mortgage Loan (see Exhibit 33.4)

33.53       Pentalpha Surveillance LLC, as Operating Advisor of the 3800 Horizon Boulevard Mortgage Loan

33.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the 3800 Horizon Boulevard Mortgage Loan (see Exhibit 33.6)

33.55       Wells Fargo Bank, National Association, as Primary Servicer of the Metroplex Mortgage Loan (see Exhibit 33.1)

33.56       Argentic Services Company LP, as Special Servicer of the Metroplex Mortgage Loan (see Exhibit 33.2)

33.57       Computershare Trust Company, National Association, as Trustee of the Metroplex Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Computershare Trust Company, National Association, as Custodian of the Metroplex Mortgage Loan (see Exhibit 33.4)

33.59       Pentalpha Surveillance LLC, as Operating Advisor of the Metroplex Mortgage Loan (see Exhibit 33.53)

33.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the Metroplex Mortgage Loan (see Exhibit 33.6)

33.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Rhino Retail Portfolio 2 Mortgage Loan

33.62       3650 REIT Loan Servicing LLC, as Special Servicer of the Rhino Retail Portfolio 2 Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Computershare Trust Company, National Association, as Trustee of the Rhino Retail Portfolio 2 Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Computershare Trust Company, National Association, as Custodian of the Rhino Retail Portfolio 2 Mortgage Loan (see Exhibit 33.4)

33.65       BellOak, LLC, as Operating Advisor of the Rhino Retail Portfolio 2 Mortgage Loan (see Exhibit 33.5)

33.66       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the RTL Retail Portfolio Mortgage Loan (see Exhibit 33.61)

33.67       Rialto Capital Advisors, LLC, as Special Servicer of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Computershare Trust Company, National Association, as Trustee of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Computershare Trust Company, National Association, as Custodian of the RTL Retail Portfolio Mortgage Loan (see Exhibit 33.4)

33.70       Pentalpha Surveillance LLC, as Operating Advisor of the RTL Retail Portfolio Mortgage Loan (see Exhibit 33.53)

33.71       KeyBank National Association, as Primary Servicer of the Westfarms Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Greystone Servicing Company LLC, as Special Servicer of the Westfarms Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wilmington Trust, National Association, as Trustee of the Westfarms Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Computershare Trust Company, National Association, as Custodian of the Westfarms Mortgage Loan (see Exhibit 33.4)

33.75       BellOak, LLC, as Operating Advisor of the Westfarms Mortgage Loan (see Exhibit 33.5)

33.76       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 33.61)

33.77       LNR Partners, LLC, as Special Servicer of the Philadelphia Marriott Downtown Mortgage Loan

33.78       Computershare Trust Company, National Association, as Trustee of the Philadelphia Marriott Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Computershare Trust Company, National Association, as Custodian of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 33.4)

33.80       Park Bridge Lender Services LLC, as Operating Advisor of the Philadelphia Marriott Downtown Mortgage Loan

33.81       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.61)

33.82       LNR Partners, LLC, as Special Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.77)

33.83       Computershare Trust Company, National Association, as Trustee of the Fashion Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.84       Computershare Trust Company, National Association, as Custodian of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.4)

33.85       Pentalpha Surveillance LLC, as Operating Advisor of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.53)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         Argentic Services Company LP, as Special Servicer

34.3         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.4         Computershare Trust Company, National Association, as Custodian

34.5         BellOak, LLC, as Operating Advisor

34.6         CoreLogic Solutions, LLC, as Servicing Function Participant

34.7         Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.1)

34.8         Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.2)

34.9         Computershare Trust Company, National Association, as Trustee of the Arundel Mills and Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

34.10       Computershare Trust Company, National Association, as Custodian of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.4)

34.11       BellOak, LLC, as Operating Advisor of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.5)

34.12       CoreLogic Solutions, LLC, as Servicing Function Participant of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.6)

34.13       Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Mortgage Loan (see Exhibit 34.1)

34.14       Argentic Services Company LP, as Special Servicer of the 60 Hudson Mortgage Loan (see Exhibit 34.2)

34.15       Computershare Trust Company, National Association, as Trustee of the 60 Hudson Mortgage Loan (Omitted. See Explanatory Notes.)

34.16       Computershare Trust Company, National Association, as Custodian of the 60 Hudson Mortgage Loan (see Exhibit 34.4)

34.17       BellOak, LLC, as Operating Advisor of the 60 Hudson Mortgage Loan (see Exhibit 34.5)

34.18       CoreLogic Solutions, LLC, as Servicing Function Participant of the 60 Hudson Mortgage Loan (see Exhibit 34.6)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the CX - 250 Water Street Mortgage Loan (see Exhibit 34.1)

34.20       Argentic Services Company LP, as Special Servicer of the CX - 250 Water Street Mortgage Loan (see Exhibit 34.2)

34.21       Computershare Trust Company, National Association, as Trustee of the CX - 250 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Computershare Trust Company, National Association, as Custodian of the CX - 250 Water Street Mortgage Loan (see Exhibit 34.4)

34.23       BellOak, LLC, as Operating Advisor of the CX - 250 Water Street Mortgage Loan (see Exhibit 34.5)

34.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the CX - 250 Water Street Mortgage Loan (see Exhibit 34.6)

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 34.1)

34.26       Argentic Services Company LP, as Special Servicer of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 34.2)

34.27       Computershare Trust Company, National Association, as Trustee of the Centre Pointe Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Computershare Trust Company, National Association, as Custodian of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 34.4)

34.29       BellOak, LLC, as Operating Advisor of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 34.5)

34.30       CoreLogic Solutions, LLC, as Servicing Function Participant of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 34.6)

34.31       Wells Fargo Bank, National Association, as Primary Servicer of the Blackbird Portfolio Mortgage Loan (see Exhibit 34.1)

34.32       Argentic Services Company LP, as Special Servicer of the Blackbird Portfolio Mortgage Loan (see Exhibit 34.2)

34.33       Computershare Trust Company, National Association, as Trustee of the Blackbird Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Computershare Trust Company, National Association, as Custodian of the Blackbird Portfolio Mortgage Loan (see Exhibit 34.4)

34.35       BellOak, LLC, as Operating Advisor of the Blackbird Portfolio Mortgage Loan (see Exhibit 34.5)

34.36       CoreLogic Solutions, LLC, as Servicing Function Participant of the Blackbird Portfolio Mortgage Loan (see Exhibit 34.6)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the BLE Portfolio Mortgage Loan (see Exhibit 34.1)

34.38       Argentic Services Company LP, as Special Servicer of the BLE Portfolio Mortgage Loan (see Exhibit 34.2)

34.39       Computershare Trust Company, National Association, as Trustee of the BLE Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Computershare Trust Company, National Association, as Custodian of the BLE Portfolio Mortgage Loan (see Exhibit 34.4)

34.41       BellOak, LLC, as Operating Advisor of the BLE Portfolio Mortgage Loan (see Exhibit 34.5)

34.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the BLE Portfolio Mortgage Loan (see Exhibit 34.6)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the La Primavera Mortgage Loan (see Exhibit 34.1)

34.44       Argentic Services Company LP, as Special Servicer of the La Primavera Mortgage Loan (see Exhibit 34.2)

34.45       Computershare Trust Company, National Association, as Trustee of the La Primavera Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Computershare Trust Company, National Association, as Custodian of the La Primavera Mortgage Loan (see Exhibit 34.4)

34.47       BellOak, LLC, as Operating Advisor of the La Primavera Mortgage Loan (see Exhibit 34.5)

34.48       CoreLogic Solutions, LLC, as Servicing Function Participant of the La Primavera Mortgage Loan (see Exhibit 34.6)

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the 3800 Horizon Boulevard Mortgage Loan (see Exhibit 34.1)

34.50       Argentic Services Company LP, as Special Servicer of the 3800 Horizon Boulevard Mortgage Loan (see Exhibit 34.2)

34.51       Computershare Trust Company, National Association, as Trustee of the 3800 Horizon Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Computershare Trust Company, National Association, as Custodian of the 3800 Horizon Boulevard Mortgage Loan (see Exhibit 34.4)

34.53       Pentalpha Surveillance LLC, as Operating Advisor of the 3800 Horizon Boulevard Mortgage Loan

34.54       CoreLogic Solutions, LLC, as Servicing Function Participant of the 3800 Horizon Boulevard Mortgage Loan (see Exhibit 34.6)

34.55       Wells Fargo Bank, National Association, as Primary Servicer of the Metroplex Mortgage Loan (see Exhibit 34.1)

34.56       Argentic Services Company LP, as Special Servicer of the Metroplex Mortgage Loan (see Exhibit 34.2)

34.57       Computershare Trust Company, National Association, as Trustee of the Metroplex Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Computershare Trust Company, National Association, as Custodian of the Metroplex Mortgage Loan (see Exhibit 34.4)

34.59       Pentalpha Surveillance LLC, as Operating Advisor of the Metroplex Mortgage Loan (see Exhibit 34.53)

34.60       CoreLogic Solutions, LLC, as Servicing Function Participant of the Metroplex Mortgage Loan (see Exhibit 34.6)

34.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Rhino Retail Portfolio 2 Mortgage Loan

34.62       3650 REIT Loan Servicing LLC, as Special Servicer of the Rhino Retail Portfolio 2 Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Computershare Trust Company, National Association, as Trustee of the Rhino Retail Portfolio 2 Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Computershare Trust Company, National Association, as Custodian of the Rhino Retail Portfolio 2 Mortgage Loan (see Exhibit 34.4)

34.65       BellOak, LLC, as Operating Advisor of the Rhino Retail Portfolio 2 Mortgage Loan (see Exhibit 34.5)

34.66       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the RTL Retail Portfolio Mortgage Loan (see Exhibit 34.61)

34.67       Rialto Capital Advisors, LLC, as Special Servicer of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Computershare Trust Company, National Association, as Trustee of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Computershare Trust Company, National Association, as Custodian of the RTL Retail Portfolio Mortgage Loan (see Exhibit 34.4)

34.70       Pentalpha Surveillance LLC, as Operating Advisor of the RTL Retail Portfolio Mortgage Loan (see Exhibit 34.53)

34.71       KeyBank National Association, as Primary Servicer of the Westfarms Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Greystone Servicing Company LLC, as Special Servicer of the Westfarms Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wilmington Trust, National Association, as Trustee of the Westfarms Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Computershare Trust Company, National Association, as Custodian of the Westfarms Mortgage Loan (see Exhibit 34.4)

34.75       BellOak, LLC, as Operating Advisor of the Westfarms Mortgage Loan (see Exhibit 34.5)

34.76       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 34.61)

34.77       LNR Partners, LLC, as Special Servicer of the Philadelphia Marriott Downtown Mortgage Loan

34.78       Computershare Trust Company, National Association, as Trustee of the Philadelphia Marriott Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Computershare Trust Company, National Association, as Custodian of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 34.4)

34.80       Park Bridge Lender Services LLC, as Operating Advisor of the Philadelphia Marriott Downtown Mortgage Loan

34.81       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.61)

34.82       LNR Partners, LLC, as Special Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.77)

34.83       Computershare Trust Company, National Association, as Trustee of the Fashion Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.84       Computershare Trust Company, National Association, as Custodian of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.4)

34.85       Pentalpha Surveillance LLC, as Operating Advisor of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.53)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Argentic Services Company LP, as Special Servicer

35.3         Computershare Trust Company, National Association, as Certificate Administrator

35.4         Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 35.1)

35.5         Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Mortgage Loan (see Exhibit 35.1)

35.7         Argentic Services Company LP, as Special Servicer of the 60 Hudson Mortgage Loan (see Exhibit 35.2)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the CX - 250 Water Street Mortgage Loan (see Exhibit 35.1)

35.9         Argentic Services Company LP, as Special Servicer of the CX - 250 Water Street Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 35.1)

35.11       Argentic Services Company LP, as Special Servicer of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Blackbird Portfolio Mortgage Loan (see Exhibit 35.1)

35.13       Argentic Services Company LP, as Special Servicer of the Blackbird Portfolio Mortgage Loan (see Exhibit 35.2)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the BLE Portfolio Mortgage Loan (see Exhibit 35.1)

35.15       Argentic Services Company LP, as Special Servicer of the BLE Portfolio Mortgage Loan (see Exhibit 35.2)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the La Primavera Mortgage Loan (see Exhibit 35.1)

35.17       Argentic Services Company LP, as Special Servicer of the La Primavera Mortgage Loan (see Exhibit 35.2)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the 3800 Horizon Boulevard Mortgage Loan (see Exhibit 35.1)

35.19       Argentic Services Company LP, as Special Servicer of the 3800 Horizon Boulevard Mortgage Loan (see Exhibit 35.2)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Metroplex Mortgage Loan (see Exhibit 35.1)

35.21       Argentic Services Company LP, as Special Servicer of the Metroplex Mortgage Loan (see Exhibit 35.2)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Rhino Retail Portfolio 2 Mortgage Loan

35.23       3650 REIT Loan Servicing LLC, as Special Servicer of the Rhino Retail Portfolio 2 Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the RTL Retail Portfolio Mortgage Loan (see Exhibit 35.22)

35.25       Rialto Capital Advisors, LLC, as Special Servicer of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       KeyBank National Association, as Primary Servicer of the Westfarms Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Greystone Servicing Company LLC, as Special Servicer of the Westfarms Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 35.22)

35.29       LNR Partners, LLC, as Special Servicer of the Philadelphia Marriott Downtown Mortgage Loan

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 35.22)

35.31       LNR Partners, LLC, as Special Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 35.29)

99.1         Mortgage Loan Purchase Agreement, dated as of December 8, 2023, between Wells Fargo Bank, National Association and Wells Fargo Commercial Mortgage Securities, Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on December 21, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

99.2         Mortgage Loan Purchase Agreement, dated as of December 8, 2023, between Morgan Stanley Mortgage Capital Holdings LLC and Wells Fargo Commercial Mortgage Securities, Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on December 21, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

99.3         Mortgage Loan Purchase Agreement, dated as of December 8, 2023, between Argentic Real Estate Finance 2 LLC and Wells Fargo Commercial Mortgage Securities, Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on December 21, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

99.4         Mortgage Loan Purchase Agreement, dated as of December 8, 2023, between Bank of America, National Association and Wells Fargo Commercial Mortgage Securities, Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on December 21, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

99.5         Mortgage Loan Purchase Agreement, dated as of December 8, 2023, between Starwood Mortgage Capital LLC and Wells Fargo Commercial Mortgage Securities, Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on December 21, 2023 under Commission File No. 333-257991-09 and incorporated by reference herein).

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Commercial Mortgage Securities, Inc.
(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: March 15, 2024