Form 10-K
period 2025-12-31
MSWF Commercial Mortgage Trust 2023-2
filed 2026-03-17
CIK 2002215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the Metroplex Mortgage Loan and the 3800 Horizon Boulevard Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the Metroplex Mortgage Loan and the 3800 Horizon Boulevard Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement and each primary servicer of the Metroplex Mortgage Loan and the 3800 Horizon Boulevard Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

33.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as Master Servicer on and after March 1, 2025

33.3         Argentic Services Company LP, as Special Servicer

33.4         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.5         Computershare Trust Company, National Association, as Custodian

33.6         BellOak, LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.9         Trimont LLC, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.10        Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.3)

33.11       Computershare Trust Company, National Association, as Trustee of the Arundel Mills and Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Computershare Trust Company, National Association, as Custodian of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.5)

33.13       BellOak, LLC, as Operating Advisor of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.6)

33.14       CoreLogic Solutions, LLC, as Servicing Function Participant of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 33.7)

33.15       Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.16       Trimont LLC, as Primary Servicer of the 60 Hudson Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.17       Argentic Services Company LP, as Special Servicer of the 60 Hudson Mortgage Loan (see Exhibit 33.3)

33.18       Computershare Trust Company, National Association, as Trustee of the 60 Hudson Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Computershare Trust Company, National Association, as Custodian of the 60 Hudson Mortgage Loan (see Exhibit 33.5)

33.20       BellOak, LLC, as Operating Advisor of the 60 Hudson Mortgage Loan (see Exhibit 33.6)

33.21       CoreLogic Solutions, LLC, as Servicing Function Participant of the 60 Hudson Mortgage Loan (see Exhibit 33.7)

33.22       Wells Fargo Bank, National Association, as Primary Servicer of the CX - 250 Water Street Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.23       Trimont LLC, as Primary Servicer of the CX - 250 Water Street Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.24       Argentic Services Company LP, as Special Servicer of the CX - 250 Water Street Mortgage Loan (see Exhibit 33.3)

33.25       Computershare Trust Company, National Association, as Trustee of the CX - 250 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Computershare Trust Company, National Association, as Custodian of the CX - 250 Water Street Mortgage Loan (see Exhibit 33.5)

33.27       BellOak, LLC, as Operating Advisor of the CX - 250 Water Street Mortgage Loan (see Exhibit 33.6)

33.28       CoreLogic Solutions, LLC, as Servicing Function Participant of the CX - 250 Water Street Mortgage Loan (see Exhibit 33.7)

33.29       Wells Fargo Bank, National Association, as Primary Servicer of the Centre Pointe Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.30       Trimont LLC, as Primary Servicer of the Centre Pointe Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.31       Argentic Services Company LP, as Special Servicer of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 33.3)

33.32       Computershare Trust Company, National Association, as Trustee of the Centre Pointe Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Computershare Trust Company, National Association, as Custodian of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 33.5)

33.34       BellOak, LLC, as Operating Advisor of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 33.6)

33.35       CoreLogic Solutions, LLC, as Servicing Function Participant of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 33.7)

33.36       Wells Fargo Bank, National Association, as Primary Servicer of the Blackbird Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.37       Trimont LLC, as Primary Servicer of the Blackbird Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.38       Argentic Services Company LP, as Special Servicer of the Blackbird Portfolio Mortgage Loan (see Exhibit 33.3)

33.39       Computershare Trust Company, National Association, as Trustee of the Blackbird Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Computershare Trust Company, National Association, as Custodian of the Blackbird Portfolio Mortgage Loan (see Exhibit 33.5)

33.41       BellOak, LLC, as Operating Advisor of the Blackbird Portfolio Mortgage Loan (see Exhibit 33.6)

33.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the Blackbird Portfolio Mortgage Loan (see Exhibit 33.7)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the BLE Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.44       Trimont LLC, as Primary Servicer of the BLE Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.45       Argentic Services Company LP, as Special Servicer of the BLE Portfolio Mortgage Loan (see Exhibit 33.3)

33.46       Computershare Trust Company, National Association, as Trustee of the BLE Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Computershare Trust Company, National Association, as Custodian of the BLE Portfolio Mortgage Loan (see Exhibit 33.5)

33.48       BellOak, LLC, as Operating Advisor of the BLE Portfolio Mortgage Loan (see Exhibit 33.6)

33.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the BLE Portfolio Mortgage Loan (see Exhibit 33.7)

33.50       Wells Fargo Bank, National Association, as Primary Servicer of the La Primavera Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.51       Trimont LLC, as Primary Servicer of the La Primavera Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.52       Argentic Services Company LP, as Special Servicer of the La Primavera Mortgage Loan (see Exhibit 33.3)

33.53       Computershare Trust Company, National Association, as Trustee of the La Primavera Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Computershare Trust Company, National Association, as Custodian of the La Primavera Mortgage Loan (see Exhibit 33.5)

33.55       BellOak, LLC, as Operating Advisor of the La Primavera Mortgage Loan (see Exhibit 33.6)

33.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the La Primavera Mortgage Loan (see Exhibit 33.7)

33.57       Wells Fargo Bank, National Association, as Primary Servicer of the 3800 Horizon Boulevard Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.58       Trimont LLC, as Primary Servicer of the 3800 Horizon Boulevard Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.59       Argentic Services Company LP, as Special Servicer of the 3800 Horizon Boulevard Mortgage Loan (see Exhibit 33.3)

33.60       Computershare Trust Company, National Association, as Trustee of the 3800 Horizon Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Computershare Trust Company, National Association, as Custodian of the 3800 Horizon Boulevard Mortgage Loan (see Exhibit 33.5)

33.62       Pentalpha Surveillance LLC, as Operating Advisor of the 3800 Horizon Boulevard Mortgage Loan

33.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the 3800 Horizon Boulevard Mortgage Loan (see Exhibit 33.7)

33.64       Wells Fargo Bank, National Association, as Primary Servicer of the Metroplex Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.65       Trimont LLC, as Primary Servicer of the Metroplex Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.66       Argentic Services Company LP, as Special Servicer of the Metroplex Mortgage Loan (see Exhibit 33.3)

33.67       Computershare Trust Company, National Association, as Trustee of the Metroplex Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Computershare Trust Company, National Association, as Custodian of the Metroplex Mortgage Loan (see Exhibit 33.5)

33.69       Pentalpha Surveillance LLC, as Operating Advisor of the Metroplex Mortgage Loan (see Exhibit 33.62)

33.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Metroplex Mortgage Loan (see Exhibit 33.7)

33.71       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Rhino Retail Portfolio 2 Mortgage Loan

33.72       3650 REIT Loan Servicing LLC, as Special Servicer of the Rhino Retail Portfolio 2 Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Computershare Trust Company, National Association, as Trustee of the Rhino Retail Portfolio 2 Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Computershare Trust Company, National Association, as Custodian of the Rhino Retail Portfolio 2 Mortgage Loan (see Exhibit 33.5)

33.75       BellOak, LLC, as Operating Advisor of the Rhino Retail Portfolio 2 Mortgage Loan (see Exhibit 33.6)

33.76       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the RTL Retail Portfolio Mortgage Loan (see Exhibit 33.71)

33.77       Rialto Capital Advisors, LLC, as Special Servicer of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Computershare Trust Company, National Association, as Trustee of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Computershare Trust Company, National Association, as Custodian of the RTL Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.80       Pentalpha Surveillance LLC, as Operating Advisor of the RTL Retail Portfolio Mortgage Loan (see Exhibit 33.62)

33.81       KeyBank National Association, as Primary Servicer of the Westfarms Mortgage Loan (Omitted. See Explanatory Notes.)

33.82       Greystone Servicing Company LLC, as Special Servicer of the Westfarms Mortgage Loan (Omitted. See Explanatory Notes.)

33.83       Wilmington Trust, National Association, as Trustee of the Westfarms Mortgage Loan (Omitted. See Explanatory Notes.)

33.84       Computershare Trust Company, National Association, as Custodian of the Westfarms Mortgage Loan (see Exhibit 33.5)

33.85       BellOak, LLC, as Operating Advisor of the Westfarms Mortgage Loan (see Exhibit 33.6)

33.86       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 33.71)

33.87       LNR Partners, LLC, as Special Servicer of the Philadelphia Marriott Downtown Mortgage Loan

33.88       Computershare Trust Company, National Association, as Trustee of the Philadelphia Marriott Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

33.89       Computershare Trust Company, National Association, as Custodian of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 33.5)

33.90       Park Bridge Lender Services LLC, as Operating Advisor of the Philadelphia Marriott Downtown Mortgage Loan

33.91       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.71)

33.92       LNR Partners, LLC, as Special Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.87)

33.93       Computershare Trust Company, National Association, as Trustee of the Fashion Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.94       Computershare Trust Company, National Association, as Custodian of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.5)

33.95       Pentalpha Surveillance LLC, as Operating Advisor of the Fashion Valley Mall Mortgage Loan (see Exhibit 33.62)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as Master Servicer on and after March 1, 2025

34.3         Argentic Services Company LP, as Special Servicer

34.4         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.5         Computershare Trust Company, National Association, as Custodian

34.6         BellOak, LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.9         Trimont LLC, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.10        Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.3)

34.11       Computershare Trust Company, National Association, as Trustee of the Arundel Mills and Marketplace Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Computershare Trust Company, National Association, as Custodian of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.5)

34.13       BellOak, LLC, as Operating Advisor of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.6)

34.14       CoreLogic Solutions, LLC, as Servicing Function Participant of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 34.7)

34.15       Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.16       Trimont LLC, as Primary Servicer of the 60 Hudson Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.17       Argentic Services Company LP, as Special Servicer of the 60 Hudson Mortgage Loan (see Exhibit 34.3)

34.18       Computershare Trust Company, National Association, as Trustee of the 60 Hudson Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Computershare Trust Company, National Association, as Custodian of the 60 Hudson Mortgage Loan (see Exhibit 34.5)

34.20       BellOak, LLC, as Operating Advisor of the 60 Hudson Mortgage Loan (see Exhibit 34.6)

34.21       CoreLogic Solutions, LLC, as Servicing Function Participant of the 60 Hudson Mortgage Loan (see Exhibit 34.7)

34.22       Wells Fargo Bank, National Association, as Primary Servicer of the CX - 250 Water Street Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.23       Trimont LLC, as Primary Servicer of the CX - 250 Water Street Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.24       Argentic Services Company LP, as Special Servicer of the CX - 250 Water Street Mortgage Loan (see Exhibit 34.3)

34.25       Computershare Trust Company, National Association, as Trustee of the CX - 250 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Computershare Trust Company, National Association, as Custodian of the CX - 250 Water Street Mortgage Loan (see Exhibit 34.5)

34.27       BellOak, LLC, as Operating Advisor of the CX - 250 Water Street Mortgage Loan (see Exhibit 34.6)

34.28       CoreLogic Solutions, LLC, as Servicing Function Participant of the CX - 250 Water Street Mortgage Loan (see Exhibit 34.7)

34.29       Wells Fargo Bank, National Association, as Primary Servicer of the Centre Pointe Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.30       Trimont LLC, as Primary Servicer of the Centre Pointe Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.31       Argentic Services Company LP, as Special Servicer of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 34.3)

34.32       Computershare Trust Company, National Association, as Trustee of the Centre Pointe Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Computershare Trust Company, National Association, as Custodian of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 34.5)

34.34       BellOak, LLC, as Operating Advisor of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 34.6)

34.35       CoreLogic Solutions, LLC, as Servicing Function Participant of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 34.7)

34.36       Wells Fargo Bank, National Association, as Primary Servicer of the Blackbird Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.37       Trimont LLC, as Primary Servicer of the Blackbird Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.38       Argentic Services Company LP, as Special Servicer of the Blackbird Portfolio Mortgage Loan (see Exhibit 34.3)

34.39       Computershare Trust Company, National Association, as Trustee of the Blackbird Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Computershare Trust Company, National Association, as Custodian of the Blackbird Portfolio Mortgage Loan (see Exhibit 34.5)

34.41       BellOak, LLC, as Operating Advisor of the Blackbird Portfolio Mortgage Loan (see Exhibit 34.6)

34.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the Blackbird Portfolio Mortgage Loan (see Exhibit 34.7)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the BLE Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.44       Trimont LLC, as Primary Servicer of the BLE Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.45       Argentic Services Company LP, as Special Servicer of the BLE Portfolio Mortgage Loan (see Exhibit 34.3)

34.46       Computershare Trust Company, National Association, as Trustee of the BLE Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Computershare Trust Company, National Association, as Custodian of the BLE Portfolio Mortgage Loan (see Exhibit 34.5)

34.48       BellOak, LLC, as Operating Advisor of the BLE Portfolio Mortgage Loan (see Exhibit 34.6)

34.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the BLE Portfolio Mortgage Loan (see Exhibit 34.7)

34.50       Wells Fargo Bank, National Association, as Primary Servicer of the La Primavera Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.51       Trimont LLC, as Primary Servicer of the La Primavera Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.52       Argentic Services Company LP, as Special Servicer of the La Primavera Mortgage Loan (see Exhibit 34.3)

34.53       Computershare Trust Company, National Association, as Trustee of the La Primavera Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Computershare Trust Company, National Association, as Custodian of the La Primavera Mortgage Loan (see Exhibit 34.5)

34.55       BellOak, LLC, as Operating Advisor of the La Primavera Mortgage Loan (see Exhibit 34.6)

34.56       CoreLogic Solutions, LLC, as Servicing Function Participant of the La Primavera Mortgage Loan (see Exhibit 34.7)

34.57       Wells Fargo Bank, National Association, as Primary Servicer of the 3800 Horizon Boulevard Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.58       Trimont LLC, as Primary Servicer of the 3800 Horizon Boulevard Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.59       Argentic Services Company LP, as Special Servicer of the 3800 Horizon Boulevard Mortgage Loan (see Exhibit 34.3)

34.60       Computershare Trust Company, National Association, as Trustee of the 3800 Horizon Boulevard Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Computershare Trust Company, National Association, as Custodian of the 3800 Horizon Boulevard Mortgage Loan (see Exhibit 34.5)

34.62       Pentalpha Surveillance LLC, as Operating Advisor of the 3800 Horizon Boulevard Mortgage Loan

34.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the 3800 Horizon Boulevard Mortgage Loan (see Exhibit 34.7)

34.64       Wells Fargo Bank, National Association, as Primary Servicer of the Metroplex Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.65       Trimont LLC, as Primary Servicer of the Metroplex Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.66       Argentic Services Company LP, as Special Servicer of the Metroplex Mortgage Loan (see Exhibit 34.3)

34.67       Computershare Trust Company, National Association, as Trustee of the Metroplex Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Computershare Trust Company, National Association, as Custodian of the Metroplex Mortgage Loan (see Exhibit 34.5)

34.69       Pentalpha Surveillance LLC, as Operating Advisor of the Metroplex Mortgage Loan (see Exhibit 34.62)

34.70       CoreLogic Solutions, LLC, as Servicing Function Participant of the Metroplex Mortgage Loan (see Exhibit 34.7)

34.71       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Rhino Retail Portfolio 2 Mortgage Loan

34.72       3650 REIT Loan Servicing LLC, as Special Servicer of the Rhino Retail Portfolio 2 Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Computershare Trust Company, National Association, as Trustee of the Rhino Retail Portfolio 2 Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Computershare Trust Company, National Association, as Custodian of the Rhino Retail Portfolio 2 Mortgage Loan (see Exhibit 34.5)

34.75       BellOak, LLC, as Operating Advisor of the Rhino Retail Portfolio 2 Mortgage Loan (see Exhibit 34.6)

34.76       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the RTL Retail Portfolio Mortgage Loan (see Exhibit 34.71)

34.77       Rialto Capital Advisors, LLC, as Special Servicer of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Computershare Trust Company, National Association, as Trustee of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Computershare Trust Company, National Association, as Custodian of the RTL Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.80       Pentalpha Surveillance LLC, as Operating Advisor of the RTL Retail Portfolio Mortgage Loan (see Exhibit 34.62)

34.81       KeyBank National Association, as Primary Servicer of the Westfarms Mortgage Loan (Omitted. See Explanatory Notes.)

34.82       Greystone Servicing Company LLC, as Special Servicer of the Westfarms Mortgage Loan (Omitted. See Explanatory Notes.)

34.83       Wilmington Trust, National Association, as Trustee of the Westfarms Mortgage Loan (Omitted. See Explanatory Notes.)

34.84       Computershare Trust Company, National Association, as Custodian of the Westfarms Mortgage Loan (see Exhibit 34.5)

34.85       BellOak, LLC, as Operating Advisor of the Westfarms Mortgage Loan (see Exhibit 34.6)

34.86       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 34.71)

34.87       LNR Partners, LLC, as Special Servicer of the Philadelphia Marriott Downtown Mortgage Loan

34.88       Computershare Trust Company, National Association, as Trustee of the Philadelphia Marriott Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

34.89       Computershare Trust Company, National Association, as Custodian of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 34.5)

34.90       Park Bridge Lender Services LLC, as Operating Advisor of the Philadelphia Marriott Downtown Mortgage Loan

34.91       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.71)

34.92       LNR Partners, LLC, as Special Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.87)

34.93       Computershare Trust Company, National Association, as Trustee of the Fashion Valley Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.94       Computershare Trust Company, National Association, as Custodian of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.5)

34.95       Pentalpha Surveillance LLC, as Operating Advisor of the Fashion Valley Mall Mortgage Loan (see Exhibit 34.62)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         Argentic Services Company LP, as Special Servicer

35.4         Computershare Trust Company, National Association, as Certificate Administrator

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.6         Trimont LLC, as Primary Servicer of the Arundel Mills and Marketplace Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.7         Argentic Services Company LP, as Special Servicer of the Arundel Mills and Marketplace Mortgage Loan (see Exhibit 35.3)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the 60 Hudson Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.9         Trimont LLC, as Primary Servicer of the 60 Hudson Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.10        Argentic Services Company LP, as Special Servicer of the 60 Hudson Mortgage Loan (see Exhibit 35.3)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the CX - 250 Water Street Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.12       Trimont LLC, as Primary Servicer of the CX - 250 Water Street Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.13       Argentic Services Company LP, as Special Servicer of the CX - 250 Water Street Mortgage Loan (see Exhibit 35.3)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Centre Pointe Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.15       Trimont LLC, as Primary Servicer of the Centre Pointe Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.16       Argentic Services Company LP, as Special Servicer of the Centre Pointe Portfolio Mortgage Loan (see Exhibit 35.3)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Blackbird Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.18       Trimont LLC, as Primary Servicer of the Blackbird Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.19       Argentic Services Company LP, as Special Servicer of the Blackbird Portfolio Mortgage Loan (see Exhibit 35.3)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the BLE Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.21       Trimont LLC, as Primary Servicer of the BLE Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.22       Argentic Services Company LP, as Special Servicer of the BLE Portfolio Mortgage Loan (see Exhibit 35.3)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the La Primavera Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.24       Trimont LLC, as Primary Servicer of the La Primavera Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.25       Argentic Services Company LP, as Special Servicer of the La Primavera Mortgage Loan (see Exhibit 35.3)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the 3800 Horizon Boulevard Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.27       Trimont LLC, as Primary Servicer of the 3800 Horizon Boulevard Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.28       Argentic Services Company LP, as Special Servicer of the 3800 Horizon Boulevard Mortgage Loan (see Exhibit 35.3)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Metroplex Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.30       Trimont LLC, as Primary Servicer of the Metroplex Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.31       Argentic Services Company LP, as Special Servicer of the Metroplex Mortgage Loan (see Exhibit 35.3)

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Rhino Retail Portfolio 2 Mortgage Loan

35.33       3650 REIT Loan Servicing LLC, as Special Servicer of the Rhino Retail Portfolio 2 Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the RTL Retail Portfolio Mortgage Loan (see Exhibit 35.32)

35.35       Rialto Capital Advisors, LLC, as Special Servicer of the RTL Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.36       KeyBank National Association, as Primary Servicer of the Westfarms Mortgage Loan (Omitted. See Explanatory Notes.)

35.37       Greystone Servicing Company LLC, as Special Servicer of the Westfarms Mortgage Loan (Omitted. See Explanatory Notes.)

35.38       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Philadelphia Marriott Downtown Mortgage Loan (see Exhibit 35.32)

35.39       LNR Partners, LLC, as Special Servicer of the Philadelphia Marriott Downtown Mortgage Loan

35.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 35.32)

35.41       LNR Partners, LLC, as Special Servicer of the Fashion Valley Mall Mortgage Loan (see Exhibit 35.39)

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

Date: March 17, 2026